Form 10-Q
period 1996-09-30
COPELCO CAPITAL FUNDING CORP II
filed 1996-11-14
CIK 930299

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 1996
                               ------------------

                                       OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from

Commission file number 333-07335
                       ---------

                        Copelco Capital Funding Corp. II
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                            22-3261117
                    --------                            ----------
           (State or other jurisdiction              (I.R.S. Employer
         of incorporation or organization)          Identification No.)

700 East Gate Drive, Mount Laurel, New Jersey  08054-5400
---------------------------------------------------------

(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code (609) 231-9600
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes  X    No
                ---      ---

                                TABLE OF CONTENTS


                                                                     Page No.
                                                                     --------
Part I  Financial Information

Item 1. Financial Statements .........................................   3
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations Properties ...............   3

Part II Other Information

Item 1. Legal Proceedings ............................................   4
Item 2. Changes in Securities ........................................   4
Item 3. Defaults Upon Senior Securities ..............................   4
Item 4. Submission of Matters to a Vote of Security Holders ..........   4
Item 5. Other Information ............................................   4
Item 6. Exhibits and Reports on Form 8-K .............................   4

Signatures ...........................................................   6

                                     PART I

Item 1. Financial Statements

Not applicable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Not applicable.

                                     PART II

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults on Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On August 29, 1996, Copelco Capital Funding Corp. II (the "Company") issued $214,847,000 aggregate principal amount of the 6.34% Class A Lease-Backed Notes, Series 1996-A (the "Class A Notes"), $14,127,000 aggregate principal amount of the 6.59% Class B Lease-Backed Notes, Series 1996-A (the "Class B Notes"; together with the Class A Notes, the "Offered Notes") and $6,475,177 aggregate principal amount of the 6.86% Class C Lease-Backed Notes, Series 1996-A (the "Class C Notes"; together with the Class A Notes and the Class B Notes, the "Notes") by the Company pursuant to an Indenture dated as of August 1, 1996 (the "Indenture") between the Company and Manufacturers and Traders Trust Company, as trustee (the "Trustee"). The Notes are secured by certain lease receivables (the "Lease Receivables"), equipment leases (the "Leases") and the underlying equipment owned by the Company (the "Equipment"; the Leases, the Lease Receivables and the Equipment are collectively referred to herein as the "Transferred Assets") as more fully described in the Prospectus, dated August 23, 1996 (the "Prospectus") relating to the Offered Notes.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     The following reflects all applicable Exhibits required under Item 601 of Regulation S-K:

      (99)   Additional Exhibits

     (99.1)  Monthly Servicer Report for the Due Period ended September 30,
             1996.

     (b)     Reports on Form 8-K

             None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 1996.


                                    COPELCO CAPITAL FUNDING CORP. II


                                    By: /s/ Michael Ritter
                                        -------------------------------------
                                        Senior Vice-President, Treasurer and
                                        Chief Executive Officer

                                    By: /s/ Stephan Shippie
                                        -------------------------------------
                                        Vice President

COPELCO CAPITAL FUNDING CORP II-96                                    Page 1
MONTHLY SERVICER REPORT                                               19-Sep-96
September 20, 1996                                                    02:22 PM
MONTHS IN PROGRESS
Line

1     Transaction Cash Flow - see computer detail

1/1   Beginning Net Present Value                                235,449,177.00

1/2   Less: Lease Receivables - current month                      6,714,057.14

1/3   Add: Actual Interest Payment (Weighted Avg A, B & C
      notes)                                                         916,450.71

1/4   Add: 0.75% Servicing Component                                 125,283.21

1/5   Less: Current month Nonperforming                              171,876.93

1/5a  Less:  Warranty Leases                                       8,016,828.19

1/6   Less: Amounts on Early Terminations                          1,411,919.19

1/7   Add: Amounts due to Substitutions                            8,188,728.27

1/8   Add: Amounts due to Additional leases (Prepaid Leases)       1,411,898.68
                                                                 --------------
1/9   Ending Net Present Value                                   229,776,856.43
                                                                 ==============

2     Overdue Lease Payments - see computer detail

2/1   Beginning Balance                                              368,873.83

2/2   (Memo) Overdue Payments Received                               204,559.54

2/3   Less: Reimbursed Per This Report                               204,559.54

2/4   Less: Past Dues on Disqualified Leases - Early
      Terminations                                                   346,670.73

2/5   Less: Past Dues on Disqualified Leases -
      Non-Performing and Warranty                                    280,470.08

2/6   Add: Last Month's Current Payments that became Past Due      1,379,480.90

2/7   Add: Received on Replacements Leases                            25,170.88

2/8   (MEMO) Net New Advances                                      1,379,480.90

2/9   Ending Balance                                                 941,825.26
                                                                 ==============


3     Residual

3/1   Beginning Availability (7% of $235,449,177)                 16,481,442.39

3/2   Less: Amount Used

3/3   Ending Maximum Availability                                 16,481,442.39
                                                                 ==============
3/4   (Memo) Amount Realized                                         229,508.41
                                                                 ==============
3/5   LTD Residuals of Non-performing, Warranty, and Prepaid
      leases substituted                                           1,469,046.47

3/6   LTD Residuals of Substitutions                               1,734,494.97


4     Collection account-Advance Lease Payments

COPELCO CAPITAL FUNDING CORP II-96                                    Page 2
MONTHLY SERVICER REPORT                                               19-Sep-96
September 20, 1996                                                    02:22 PM
MONTHS IN PROGRESS
Line
4/1   Beginning Balance                                            3,968,297.24

4/2   Less:  Applied to Current from Prepaid                       1,630,963.34

4/3   Less:  Advance on Disqualified Leases                          165,821.86

4/4   Add:  Received This Month                                      786,222.27

4/5   Add:  Received on Replacement Leases                           144,358.10
                                                                 --------------
4/6   Ending Balance                                               3,102,092.41
                                                                 ==============

5     Residual Event Calculation

5/1   Delinquency condition exist (payments over 62 days
      performing leases only)                                     OVER 5.0% Y/N

5/2   Overdue payments and PV on leases over 62 but less
      than 122 days                                                  450,609.77

5/3   PV of performing leases                                    229,776,856.43

5/4   Delinquency Rate Current Month                                       0.20%

5/5   Second Preceding Month                                                --


5/6   Third Preceding Month                                                 --

5/7   Average                                                              0.20%

5/8   Residual Realization > 100% (Yes/No)                                  Yes

5/9   Copelco Capital as Servicer (Yes/No)                                  Yes

6     Cash Reserve Account

6/1   Beginning Balance                                            2,943,114.71
                                                                 ==============
6/2   Less: New Obligations: Total Shortfall (B9)                           --

6/3   Plus: Interest earned on Cash Reserve Acct.                        759.72
                                                                 --------------
6/4   Ending Balance                                               2,943,874.43
                                                                 ==============
6/5   1.25% of Outstanding Note Value                              2,872,210.71

6/6   Lesser of 1% of $235,449.177 and Outstanding Note
      Value                                                        2,300,000.00
                                                                 --------------
6/7   Target Cash Reserve (Greater of 6/5 & 6/6)                   2,872,210.71

6/8   Cash Reserve Release (6/4-6/7)                                  71,663.73

6/9   Ending Balance Cash Reserve Account                          2,872,210.71
                                                                  =============

7     Residual Account

7/1   Beginning Balance                                                     --

7/2   Plus Current Month Addition                                           --

7/3   Less Disbursements                                                    --
                                                                 --------------
7/4   Ending Balance                                                        --
                                                                 ==============

COPELCO CAPITAL FUNDING CORP II-96                                    Page 3
MONTHLY SERVICER REPORT                                               19-Sep-96
September 20, 1996                                                    02:22 PM
MONTHS IN PROGRESS

Line

8     Nonperforming Leases


8/1   Beginning Balance of Nonperforming Leases                             --

8/2   Plus Current Month Additions                                          --

8/3   Plus Past Due Payments on Non Performing Leases                       --

8/4   Less Current Month Recoveries                                         --
                                                                 --------------
8/5   Ending Balance                                                        --
                                                                 ==============

Cash Receipts

Line

A/1   Regular monthly payments                                     4,815,312.37

A/2   Overdue payments                                               204,559.54

A/3   Overdue Payments due on Early Termination and Termed           346,670.73
      Out Leases (From Seller)

A/4   Advance Payments of monthly rentals                            556,713.86

A/5   Residual Values                                                229,508.41

A/6   Recoveries on Defaulted Leases                                        --

A/7   Proceeds from investment of Collection Account funds                  --

A/8   Draws upon Residual Account                                           --

A/9   Casualty and Termination Payments                                     --

A/10  Servicer Advances                                            1,379,480.90
                                                                 --------------
A/11  Total Receipts                                               7,532,245.81
                                                                 ==============

Disbursement Requirements

Line

B/1   Past Due Payments Collected, Due Servicer (COLLECTION
      ACCT)                                                          204,559.54

B/2   Overdue Payments Advanced, on Disqualified Leases
      (COLLECTION ACCT)                                              627,140.81

B/3   Servicing Fee  (COLLECTION ACCOUNT)                            125,283.21

B/4   Advance Payments on Disqualified Leases (COLLECTION            165,821.86
      ACCOUNT)
                                                                 --------------
B/5   Total to Servicer                                            1,122,805.42
                                                                 ==============
B/6   Collection Account - Advanced Rents
      (Monthly-Increase/(Decrease))                                 (866,204.83)

                                                                 ==============
B/7   Net cash receipts                                            7,275,645.22
                                                                 ==============
B/8   Shortfall (1/1-1/9+C/1+C/2+C/3-B/7)                                   --

B/9   Draw on Cash Reserve                                                  --

B/10  Draw on Residual Account                                              --

B/11  Total Available Funds                                        7,275,645.22

COPELCO CAPITAL FUNDING CORP II-96                                    Page 4
MONTHLY SERVICER REPORT                                               19-Sep-96
September 20, 1996                                                    02:22 PM
MONTHS IN PROGRESS
Line

C     Noteholders

C/1   Class A Interest Paid 5.99%                                    832,412.77

C/2   Class B Interest Paid 6.26%                                     56,892.57

C/3   Class C Interest Paid 6.65%                                     27,145.38

C/4   Beginning Class A Note Balance                             214,847,000.00

C/5   Class A Note Value Target (91.25% of 1/9)                  209,671,007.48

C/6   Class A Principal Paid (min((C/4-C/5),                       5,175,992.52
      B11-C/1-C/2-C/3)

C/7   Ending Class A Note Balance                                209,671,007.48

C/8   Beginning Class B Note Balance                              14,127,000.00

C/9a  Class B Note Value Target (6% of 1/9)                       13,786,660.77

C/9b  Class B Note Value Floor (2.5% of $235,449.177+Cum.                  --
      Losses-C/12-6/4)

C/10  Class B Principal Paid (min((C/8-max(C/9a, C/9b)),             340,339.23
      B11-C/1-C/2-C/3-C/6

C/11  Ending Class B Note Balance                                 13,786,660.77

C/12  Beginning Class C Note Balance                               6,475,177.00

C/13a Class C Note Value Target (2.75% of 1/9)                     6,319,188.18


C/13b Class C Note Value Floor (1% of $235,449,177+Cum.
      Losses-6/4)                                                           --

C/14  Class C Principal Paid (min((C/12-max(C/13a,C/13b)),
      B/11-C/1-C/2-C/3-C/6-C/10))                                    155,988.82

C15   Ending Class C Note Balance                                  6,319,188.18

C/16  Balance Available for Distribution to Copelco                  686,873.93


D     Miscellaneous Tracking Items

D/1   % of Total Nonperforming and Warranty substituted as
      per Initial Outs. Note Value                                         3.48%

D/2   (MEMO) Cumulative amounts on Early Lease Terminations
      due to modification of leases                                         --

D/3   (MEMO) Cumulative amounts of additional leases purchased     1,411,898.68

D/4   (MEMO) Avg. residual realization greater than booked
      residual by Document Imaging and Major Accounts
      division for last three months (Yes/No)                               Yes

D/5   % of Total Variance of Residuals substituted for
      Non-performing & Prepaid leases and residuals of
      Substituted leases to Initial pool booked residuals                  0.82%

                             MONTHLY ACTIVITY REPORT

Monthly Activity By Lease
Lease #                  Opening Balance                 Cash Application                                 Replace, add
Lease #   Prepaid        Current            Past Due     Prepaid             Current        Past Due      or Disqual    Prepaid

          6,295,848.91   267,267,774.19     368,873.83   556,713.86          1,598,066.19   204,559.54    592,383.13-   3,102,092.41

Closing Balance                           Days
Current                Past Due           Del.

260,541,840.09         941,825.26


DANKA President Value:   .00
Portfolio Present Value: 230,184,994.63
% DANKA/Total Portfolio: .00%

  TOTAL OPENING RECEIVABLES BALANCE        TOTAL CASH APPLICATIONS                   NET REPLACE/DISQUAL
           261,340,799.11                       2,359,339.59                             592,383.13-
TOTAL                 O-14 Days Del.       15-29 Days Del.        30-44 Days Del.       45-59 Days Del.
Receivables = $/%     Receivables = $/%    Receivables = $/%      Receivables = $/%     Receivables = $/%
No - Leases - #/%     No - Leases - #/%    No - Leases - #/%      No - Leases - #/%     No - Leases - #/%
258,381,572.94        244,455,554.59       11,244,776.09          1,444,977.50          723,634.33
        100.00%                94.61%               4.35%                 0.56%               0.28%
        22,270                 21,009               921                   175                 96
        100.00%                94.34%               4.14%                 0.79%               0.43%

   TOTAL CLOSING RECEIVABLE BALANCE
           258,381,572.94


60-89 Days Del.        90+ Days Del.
Receivables = $/%      Receivables = $/%
No - Leases - #/%      No - Leases - #/%
512,630.43                         .00
      0.20%                  0.00%
      69
      0.31%                  0.00%

=====================================================================================================================
Lease     Equipment Description    Actual        Current      Past Due     Prepaid      Monthly   TRM    Present
                                   Receivable    Receivable   Receivable   Receivable   Payment   REM    Value
---------------------------------------------------------------------------------------------------------------------
8650611      SAVIN 7640 COPI       52,704.00     52,704.00          .00        .00          .00    47   44,150.99
---------------------------------------------------------------------------------------------------------------------
8650614      SAVIN 9710 REMA       18,900.00     18,900.00          .00        .00          .00    59   15,862.73
---------------------------------------------------------------------------------------------------------------------
8650616      SAVIN 9710 REMA       25,500.00     25,500.00          .00        .00          .00    59   21,402.10
---------------------------------------------------------------------------------------------------------------------
8650617      SAVIN 7340 REMF       20,520.00     20,520.00          .00        .00          .00    59   17,222.40
---------------------------------------------------------------------------------------------------------------------
8650619      SAVIN 9013 COPI        5,400.00      5,400.00          .00        .00          .00    59    4,532.21
---------------------------------------------------------------------------------------------------------------------
8650623      SAVIN 9710 COPI       25,500.00     25,000.00          .00        .00          .00    59   21,402.10
---------------------------------------------------------------------------------------------------------------------

8650624      SAVIN 9710 COPI       25,500.00     25,500.00          .00        .00          .00    59   21,402.10
---------------------------------------------------------------------------------------------------------------------
8650625      SAVIN 7350 COPI        8,550.00      8,550.00          .00        .00          .00    59    7,176.00
---------------------------------------------------------------------------------------------------------------------
8650628      SAVIN 9710 REMA       25,500.00     25,500.00          .00        .00          .00    59   21,402.10
---------------------------------------------------------------------------------------------------------------------
8650629      SAVIN 9710 REMA       25,500.00     25,500.00          .00        .00          .00    59   21,402.10
---------------------------------------------------------------------------------------------------------------------
8654002      VARIOUS EQUIPME       52,861.00     52,805.00        56.00        .00       895.00    59   44,442.72
---------------------------------------------------------------------------------------------------------------------
8678911      VARIOUS EQUIPME       63,933.34     61,776.00     2,157.34        .00     1,872.00    33   57,485.06
---------------------------------------------------------------------------------------------------------------------
8682207      1081                   6,012.00      5,845.00       167.00        .00       167.00    35    5,263.97
---------------------------------------------------------------------------------------------------------------------
8706501      SHARP 2116 W/AT        4,871.18      4,748.53       122.60        .00       103.23    46    4,145.02
---------------------------------------------------------------------------------------------------------------------
8714701      RICOH 4215 COPI        3,992.40      3,925.86        66.54        .00        66.54    59    3,304.16
---------------------------------------------------------------------------------------------------------------------
8732901      SAVIN 9035DL CO       11,760.00     11,564.00       196.00        .00       196.00    59    9,732.71
---------------------------------------------------------------------------------------------------------------------
8752701      MINOLTA 9760          18,639.00     18,322.20       316.80        .00       315.90    58   15,463.72
---------------------------------------------------------------------------------------------------------------------
8803002      KONICA 7050 COP       16,272.00     15,820.00       452.00        .00       452.00    35   14,247.40
---------------------------------------------------------------------------------------------------------------------
8847701      VARIOUS EQUIPME       56,444.00     54,832.00     1,612.00        .00     1,192.00    46   47,862.62
---------------------------------------------------------------------------------------------------------------------
8861001      KONICA 2590 COP        3,204.00      2,937.00       267.00        .00        89.00    33    2,660.21
---------------------------------------------------------------------------------------------------------------------
8874401      VARIOUS EQUIPME       17,211.60     16,733.50       478.10        .00       478.10    35   15,070.10
---------------------------------------------------------------------------------------------------------------------
8993101      MINOLTA EP 1080        5,580.00      5,425.00       155.00        .00       155.00    35    4,885.72
---------------------------------------------------------------------------------------------------------------------

============================================================================
Lease     Equipment Description  Residual   Security       Disqualification
                                 Value      Deposit
----------------------------------------------------------------------------
8650611      SAVIN 7640 COPI     5926.93       .00            NO PAY RCVD
----------------------------------------------------------------------------
8650614      SAVIN 9710 REMA     2239.34       .00            NO PAY RCVD
----------------------------------------------------------------------------
8650616      SAVIN 9710 REMA     3021.33       .00            NO PAY RCVD
----------------------------------------------------------------------------
8650617      SAVIN 7340 REMF     2431.28       .00            NO PAY RCVD
----------------------------------------------------------------------------
8650619      SAVIN 9013 COPI      639.81       .00            NO PAY RCVD
----------------------------------------------------------------------------
8650623      SAVIN 9710 COPI     3064.91       .00            NO PAY RCVD
----------------------------------------------------------------------------
8650624      SAVIN 9710 COPI     3064.90       .00            NO PAY RCVD
----------------------------------------------------------------------------
8650625      SAVIN 7350 COPI      904.04       .00           NO PAY RCVD
----------------------------------------------------------------------------

8650628      SAVIN 9710 REMA     3064.90       .00            NO PAY RCVD
----------------------------------------------------------------------------
8650629      SAVIN 9710 REMA     3064.90       .00            NO PAY RCVD
----------------------------------------------------------------------------
8654002      VARIOUS EQUIPME     4031.53       .00            NO PAY RCVD
----------------------------------------------------------------------------
8678911      VARIOUS EQUIPME   11,812.76       .00            NO PAY RCVD
----------------------------------------------------------------------------
8682207      1081                 829.50       .00            NO PAY RCVD
----------------------------------------------------------------------------
8706501      SHARP 2116 W/AT      629.45       .00            NO PAY RCVD
----------------------------------------------------------------------------
8714701      RICOH 4215 COPI      479.86       .00            NO PAY RCVD
----------------------------------------------------------------------------
8732901      SAVIN 9035DL CO     1491.45    392.00            NO PAY RCVD
----------------------------------------------------------------------------
8752701      MINOLTA 9760           1.00       .00            NO PAY RCVD
----------------------------------------------------------------------------
8803002      KONICA 7050 COP     2321.91       .00            NO PAY RCVD
----------------------------------------------------------------------------
8847701      VARIOUS EQUIPME     7419.09       .00            NO PAY RCVD
----------------------------------------------------------------------------
8861001      KONICA 2590 COP      468.65    178.00            NO PAY RCVD
----------------------------------------------------------------------------
8874401      VARIOUS EQUIPME     2269.46       .00            NO PAY RCVD
----------------------------------------------------------------------------
8993101      MINOLTA EP 1080      780.20       .00            NO PAY RCVD
----------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
9123003      NP 6650 CANON C       14,760.00     14,350.00       410.00        .00       410.00    35   13,254.88
-----------------------------------------------------------------------------------------------------------------
9158702      CANON 4050 COPI       13,334.50     13,461.06          .00     126.56          .00    35   12,113.06
-----------------------------------------------------------------------------------------------------------------
9191901      SAVIN 3640 FAX         1,800.00      1,750.00        50.00        .00        50.00    35    1,576.04
-----------------------------------------------------------------------------------------------------------------
9223601      MINOLTA EP 1081        4,464.00      4,340.00       124.00        .00       124.00    35    3,908.58
-----------------------------------------------------------------------------------------------------------------
9235801      VARIOUS EQUIPME       25,365.60     24,942.84       422.76        .00       422.76    59   20,992.86
-----------------------------------------------------------------------------------------------------------------
   TOTAL LEASES:          963 14,270,648.47              627,140.81               297,654.05        118,570.99
-----------------------------------------------------------------------------------------------------------------
                         13,809,329.52                    165,821.86            9,600,624.31      1,469,046.47
-----------------------------------------------------------------------------------------------------------------
SUMMARY OF DISQUALIFIED LEASES BY TYPE OF DISQUALIFICATION
-----------------------------------------------------------------------------------------------------------------
PREPAYMENT               119              1,802,642.63      346,259.65    40,990.87               1,411,919.19

-----------------------------------------------------------------------------------------------------------------
                                          1,600,490.08      144,107.10                              205,372.57
-----------------------------------------------------------------------------------------------------------------
LEGAL                     13                171,126.87        6,949.42     4,194.34                 159,271.87
-----------------------------------------------------------------------------------------------------------------
                                            182,713.34       18,535.89                               11,037.19
-----------------------------------------------------------------------------------------------------------------
DELINO 90+                 2                 15,772.90        1,627.60       406.90                  12,605.06
-----------------------------------------------------------------------------------------------------------------
                                             14,145.30             .00                                2,178.30
-----------------------------------------------------------------------------------------------------------------
TERMED OUT                 5                    172.20          411.08          .00                        .00
-----------------------------------------------------------------------------------------------------------------
                                                   .00                 238.88                         3,981.75
-----------------------------------------------------------------------------------------------------------------
NO PAY RCVD                          824 12,280,933.87      271,893.06   252,061.94  8,016,828.19    95,641.73
-----------------------------------------------------------------------------------------------------------------
                                         12,011,980.80               2,939.99        1,246,476.66   118,570.99
-----------------------------------------------------------------------------------------------------------------
TOTAL LEASES:                        963 14,270,648.47      627,140.81   297,654.05               9,600,624.31
-----------------------------------------------------------------------------------------------------------------
                                         13,809,329.52             165,821.86                     1,469,046.47
=================================================================================================================

------------------------------------------------------------------------------
9123003      NP 6650 CANON C       2077.70       .00            NO PAY RCVD
------------------------------------------------------------------------------
9158702      CANON 4050 COPI       1846.26       .00            NO PAY RCVD
------------------------------------------------------------------------------
9191901      SAVIN 3640 FAX         256.85    100.00            NO PAY RCVD
------------------------------------------------------------------------------
9223601      MINOLTA EP 1081        615.89       .00            NO PAY RCVD
------------------------------------------------------------------------------
9235801      VARIOUS EQUIPME       3048.75       .00            NO PAY RCVD
------------------------------------------------------------------------------
   TOTAL LEASES:
------------------------------------------------------------------------------

------------------------------------------------------------------------------
SUMMARY OF DISQUALIFIED LEASES BY TYPE OF DISQUALIFICATION
------------------------------------------------------------------------------
PREPAYMENT               119          17,790.94
------------------------------------------------------------------------------

------------------------------------------------------------------------------
LEGAL                     13           5,138.32
------------------------------------------------------------------------------

------------------------------------------------------------------------------
DELINO 90+                 2                .00
------------------------------------------------------------------------------

------------------------------------------------------------------------------

TERMED OUT                 5                .00
------------------------------------------------------------------------------

------------------------------------------------------------------------------
NO PAY RCVD                           95,641.73
------------------------------------------------------------------------------

------------------------------------------------------------------------------
TOTAL LEASES:                        118,570.99
------------------------------------------------------------------------------

==============================================================================

                             LEASE DISQUALIFICATION
                                     REPORT

                               LEASE REPLACEMENTS

COPELCO CAPITAL FUNDING CORP.    LOAN # 500015
FOR THE MONTH ENDED 08/30/96 AS OF THE DETERMINATION DATE OF 09/13/96 DEFERRED PRINCIPAL PAYMENT ADDITIONAL LEASE SCHEDULE

                                                                  RECEIVABLES  RECEIVABLES                                TERM
LEASE #                                                           ACTUAL       PAST DUE        START DATE                 NET
LESSEE'S NAME                   EQUIP DESC. AND CODE       ST     CURRENT      PREPAID         DAYS DELIN       YIELD     REM
-------------                   ---------------------      --     -----        ------          ----------       -----     ---
1934951                                                           6,240.00       *.00           05/02/96                  37
CHESAPEAKE CENTER INC., THE     PANASONIC 7117  100        VA     6,240.00        .00           10 DAYS        12.06%     32

1966351                                                           5,664.00        .00           05/10/96                  37
HARRISON PAINT CORP.            SHARP 2022/ADF/  100       OH     5,664.00        .00            2 DAYS        11.50%     32

1969553                                                           3,582.48        .00           07/14/96                  37
WEIDLINGER ASSOCIATES, INC.     COMPUTER EQUIPM  500       NY     3,691.04     108.56           32- DAYS       14.28%     34

2041502                                                           2,784.94        .00           07/18/96                  37
JENNIFER DALE INC               CANON LC 5500  100         NY     2,784.94        .00           6- DAYS        12.81%     34

2134602                                                             934.40        .00           05/12/96                  37
THE BAUMAN GROUP, INC.          S-104 SORTER   200         MA       934.40        .00            0 DAYS        10.56%     32


TOTAL LEASES:           941                                                                     13,240,315.64            24,242.52
                                                                                                13,355,948.90           139,875.78

LEASE #                         PAYMENT     ORIGINAL COST     RESIDUAL VAL.
LESSEE'S NAME                   DANKA?      PRESENT VALUE     SECURITY DEP.
-------------                   -------     -------------     -------------

1934951                          195.00        6,543.62           981.54
CHESAPEAKE CENTER INC., THE     NO             5,668.14              .00

1966351                          177.00        6,000.00           900.00
HARRISON PAINT CORP.            NO             5,144.93           354.00

1969553                          108.56        3,382.00           338.20
WEIDLINGER ASSOCIATES, INC.     NO             3,333.64           217.12

2041502                           81.91        2,712.25           406.84
JENNIFER DALE INC               NO             2,515.28              .00

2134602                           29.20        1,006.90           151.04
THE BAUMAN GROUP, INC.          NO               848.77              .00

TOTAL LEASES:                316,793.89   12,407,996.36     1,694,078.22
                                           9,212,829.60       116,251.60

     - - - - - S U M M A R Y - - - - -

AVERAGE TERM REMAINING:        39 MONTHS
TOTAL MONTHLY PAYMENT:            316,793.89
TOTAL RESIDUAL VALUE:           1,694,078.22
TOTAL SECURITY DEPOSITS:          116,251.60
TOTAL PRESENT VALUE:           11,700,194.01

                               DELINQUENCY REPORT

                                                                  RECEIVABLES  RECEIVABLES                                TERM
LEASE #                                                           ACTUAL       PAST DUE        START DATE                 NET
LESSEE'S NAME                   EQUIP DESC. AND CODE       ST     CURRENT      PREPAID         DAYS DELIN      YIELD      REM
-------------                   ---------------------      --     -----------  ----------      --------        -----      ---
TOTAL LEASES:                   36                                 437,949.70   928.36
                                                                   441,503.66  4,482.32


LEASE #                         PAYMENT               ORIGINAL COST               RESIDUAL VAL.
LESSEE'S NAME                   DANKA?                PRESENT VALUE               SECURITY DEP.
-------------                   -------               -------------               -------------
TOTAL LEASES:                   10,529.04               386,960.96                  40,416.75
                                                        387,797.35                   8,368.05




     - - - - - S U M M A R Y - - - - -

AVERAGE TERM REMAINING:        38 MONTHS
TOTAL MONTHLY PAYMENT:           10,529.04
TOTAL RESIDUAL VALUE:            40,416.75
TOTAL SECURITY DEPOSITS:          8,368.05
TOTAL PRESENT VALUE:           387,797.35

                                  CASH SUMMARY

                                 DAYS                   30-59 DAYS DEL.      60-89 DAYS DEL.       90 DAYS + DEL.
LEASE # AND NAME                 DEL.   PRESENT VALUE   PAYMENT AMOUNT       PAYMENT AMOUNT        PAYMENT AMOUNT
----------------                 ----   -------------   --------------       --------------        --------------


8914402                           34       2,787.10          84.12                                                       84.12

8949401                           57       2,570.27         106.97                                                      106.97

9072001                           39       3,669.03          86.51                                                       86.51

9125401                           41       5,760.97         125.00                                                      125.00

TOTAL PAST DUE PAYMENTS OVER 30 DAYS

TOTAL PAYMENTS:              89,212.31                   74,919.41              14,292.90                .00         89,212.31

TOTAL # LEASES:  340


TOTAL PRESENT VALUE:      2,254,385.36

FOR THE MONTH ENDED 08/30/96 AS OF THE DETERMINATION DATE OF 09/16/96


LEASE #         RESIDUAL COLLECTED
6916801                     769.76
6978550                   3,403.83
6997450                     355.14
7004850                   1,249.76
7007550                   1,835.00
7019651                      79.20
7049350                     125.26
7057550                   1,364.75
7098950                   1,592.96
7113050                       1.00
7173250                   1,879.93
7180950                   1,979.25
7188903                   7,241.37
7197750                     719.75
7240450                       1.00
7249950                   2,482.50
7285800                   5,391.75
7322950                   1,743.19
7339550                   7,148.56
7355650                   1,030.48
7379250                     983.20
7407750                     350.98
7467850                  14,743.07
7605005                   2,920.79
7680402                   3,506.88
7949801                   2,088.90
8115301                   2,404.31
8436801                   2,138.88
8579201                     610.29
8650603                   3,031.09
8650604                   3,015.02
8650606                   4,120.89
8650607                   3,683.46
8650608                   3,064.77
                        229,508.41