Form 10-K405
period 1996-12-31
COPELCO CAPITAL FUNDING CORP II
filed 1997-03-31
CIK 930299

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                      OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

                       COPELCO CAPITAL FUNDING CORP. II
            (exact name of Registrant as specified in its charter)

               New Jersey                               22-3261117
        (state of incorporation)                     (I.R.S. Employer
                                                     Identification No.)

                                East Gate Center
                               700 East Gate Drive
                       Mount Laurel, New Jersey 08054-5400
                                 (609) 231-9600
          (Address and Telephone Number of Principal Executive Officer)

Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934: None.

Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934: None.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ____      No X

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant. None.

         As of February 1, 1997, there were 1,000 shares of the Registrant's Common Stock outstanding.

                                    PART I

Item 1.           Business

         The Registrant is a wholly-owned bankruptcy-remote subsidiary of Copelco Capital Inc., recently formed solely for the purpose of acquiring from Copelco Capital Inc. certain leases (the "Leases") and interests in the equipment underlying the leases (the "Equipment"), and securitizing the Leases and the Equipment through the issuance of debt securities (the "Notes").
As a bankruptcy-remote entity, the Registrant's operations are restricted so that (a) it does not engage in business with, or incur liabilities to, any other entity (other than the Trustee on behalf of the holders of the Notes) which may bring bankruptcy proceedings against the Registrant and (b) the risk is diminished that it will be consolidated into the bankruptcy proceedings of any other entity. The Registrant has no other assets except the Leases and the Equipment, and proceeds thereof.

Item 2.           Properties

         None.

Item 3.           Legal Proceedings

         None.

Item 4.           Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters

         The sole holder of the Registrant's Common Stock is Copelco Capital Inc. There is currently no market for such Common Stock nor is it anticipated that such a market will develop.

Item 6.           Selected Financial Data

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Not Applicable.

Item 8.           Financial Statements and Supplemental Data

         Not Applicable.

Item 9.           Change in and Disagreements on Accounting and
                  Financial Disclosure

         Not Applicable.

                                   PART III

Item 10.          Directors and Officers of the Registrant

         The following individuals comprise the board of directors and the officers of the Registrant:

Name                                          Position

Ian J. Berg                                   Chairman of the
                                              Board, Director and Chief
                                              Operating Officer
John Hakemian                                 Director
Tadayuki Seki                                 Director
Jeraldine Lane                                Director
Michael C. Ritter                             Chief Financial
                                              Officer
Spencer N. Lempert                            Secretary
Stephen W. Shippie                            Vice President
Nicholas Antonaccio                           Vice President
Lauren Zinn Abels                             Assistant Secretary

         All directors and officers hold office for the term of one year and until their successors are elected and qualified, subject to earlier termination by removal or resignation.

Item 11.          Executive Compensation

         Not Applicable.


Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management

         None.

Item 13.          Certain Relationships and Related Transactions

         Not Applicable.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         1. Trustee's Reports for the payment periods ending in September, October, November and December 1996 and January, February and March 1997, each of which contains the Servicer's Report for such period.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COPELCO CAPITAL FUNDING CORP. II

                                       By:  /s/ Ian J. Berg
                                            -----------------------------
                                            Name: Ian J. Berg
                                            Title: Chairman of the Board
                                            Date: March 31, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                       By:  /s/ Ian J. Berg
                                            -----------------------------

                                            Name: Ian J. Berg
                                            Title: Chairman of the Board,
                                                   Director and Chief
                                                   Operating Officer
                                            Date: March 31, 1997


                                       By:  /s/ John Hakemian
                                            -----------------------------
                                            Name: John Hakemian
                                            Title: Director
                                            Date: March 31, 1997


                                       By:  /s/ Tadayuki Seki
                                            -----------------------------
                                            Name: Tadayuki Seki
                                            Title: Director
                                            Date: March 31, 1997


                                       By:  /s/ Jeraldine Lane
                                            -----------------------------
                                            Name: Jeraldine Lane
                                            Title: Director
                                            Date: March 31, 1997

                                       By:  /s/ Michael C. Ritter
                                            -----------------------------
                                            Name: Michael C. Ritter
                                            Title: Chief Financial Officer
                                            Date: March 31, 1997

Supplemental Information:

     None

                              Exhibit Index

    99.1 Trustee's Reports for the payment periods ending in September, October, November and December 1996 and January, February and March 1997, each of which contains the Servicer's Report for such period