Form 10-K405/A
period 1996-12-31
COPELCO CAPITAL FUNDING CORP II
filed 1997-04-07
CIK 930299

                                Exhibit Index


THIS DOCUMENT IS A COPY OF THE EXHIBIT 99.1 TO FORM 10-K FILED ON MARCH 31, 1997 IN PAPER PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION


99.1   (CE)   Trustee's Reports for the payment periods ending in
              September, October, November and December 1996 and January,
              February and March 1997, each of which contains the Servicer's
              Report for such period